Form 10QSB
period 1996-04-30
COMPUTER PETROLEUM CORP /MN
filed 1996-06-14
CIK 874445

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  April 30, 1996

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to _______________________


Commission file number   0-19280

                         COMPUTER PETROLEUM CORPORATION
        (Exact Name of Small Business Issuer as Specified in Its Charter)


         Minnesota                                          41-1348422
  (State of Incorporation)                              (I.R.S. Employer
                                                       Identification No.)

510 World Trade Center, 30 E. 7th Street, St. Paul, MN         55101
     (Address of Principal Executive Offices)                (Zip Code)


                                 (612) 225-9550
                (Issuer's Telephone Number, Including Area Code)

                                 not applicable
     Former name, address, and/or fiscal year, if changed since last report


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes  __X__        No _____

At May 15, 1996 2,904,009 shares of the issuer's common stock, $.01 par value, were outstanding.

Transitional  Small Business Disclosure Format    Yes  __X__        No _____





                         COMPUTER PETROLEUM CORPORATION

                                TABLE OF CONTENTS


PART I       FINANCIAL INFORMATION                                PAGE NUMBER

     Item 1. Financial Statements

             Statements of Operations -
             Three Months Ended April 30, 1996 and 1995                3

             Balance Sheets -
             April 30, 1996 and January 31, 1996                       4

             Statements of Cash Flow -
             Three Months Ended April 30, 1996 and 1995                5

             Notes to Financial Statements                           6, 7


     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations           8, 9


PART II  OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                         10

SIGNATURE                                                             11






                          PART I: FINANCIAL INFORMATION


Item 1.  Financial Statements

                         COMPUTER PETROLEUM CORPORATION

                            Statements of Operations

                                                                                    Three Months Ended
                                                                                         April 30,
                                                                                   1996            1995
                                                                                -----------     ----------
                                                                                      (unaudited)
REVENUES                                                                        $ 1,272,521    $ 1,060,888
COSTS AND EXPENSES:
Product                                                                             554,911        631,976
  General and administrative                                                        208,979        174,607
  Selling and marketing                                                             394,781        237,466
     Total                                                                        1,158,671      1,044,049

INCOME  FROM OPERATIONS                                                             113,850         16,839
                                                                                -----------     ----------

INTEREST INCOME (EXPENSE):
  Interest income                                                                     1,086          4,966
  Interest expense                                                                  (14,022)       (11,232)
                                                                                -----------     ----------
     Total                                                                          (12,936)        (6,266)
                                                                                -----------     ----------
INCOME  BEFORE INCOME TAXES                                                         100,914         10,573
INCOME TAXES (Note F)                                                                  --             --
                                                                                -----------     ----------
NET INCOME                                                                      $   100,914     $   10,573
                                                                                ===========     ==========
NET INCOME  PER COMMON AND COMMON EQUIVALENT SHARE                              $      0.03     $     0.00
                                                                                ===========     ==========
AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING                           2,904,009      2,904,009
                                                                                ===========     ==========



                        See notes to financial statements



                         COMPUTER PETROLEUM CORPORATION

                                 BALANCE SHEETS

                                                              April 30,   January 31,
                                 ASSETS                         1996         1996
                                                             ----------   ----------
                                                             (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents (Note D & E)                     $  350,797   $  390,810
  Accounts receivable, net of allowance for doubtful
    accounts of $59,000 in April and $34,000 in January         636,990      533,980
  Prepaid expenses and other current assets                      83,027       89,146
                                                             ----------   ----------
    Total current assets                                      1,070,814    1,013,936
PROPERTY AND EQUIPMENT, net                                     480,785      520,210
SOFTWARE DEVELOPMENT COSTS, net of amortization                 825,953      806,516
INTANGIBLE AND OTHER ASSETS, net of amortization (Note C)       363,633      387,654
                                                             ----------   ----------
                                                             $2,741,185   $2,728,316
                                                             ==========   ==========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Bank line of credit (Note B)                               $  250,000   $  250,000
  Current maturities of long-term debt                          155,102      186,305
  Accounts payable                                              262,307      280,824
  Accrued expenses and other current liabilities                 36,107       73,739
  Deferred revenue                                               90,873       74,806
                                                             ----------   ----------
    Total current liabilities                                   794,389      865,674
                                                             ----------   ----------
LONG-TERM DEBT, less current maturities (Note D)                312,930      326,565
                                                             ----------   ----------

SHAREHOLDERS' EQUITY:
 Preferred Stock (Note B):
    Authorized 10,000,000 non-voting,convertible shares at
    $ .01 par value: issued and outstanding: 75,000 shares          750          750
 Common Stock:
    Authorized 22,058,600 shares at.01 par value;
    issued and outstanding:  2,904,009 shares                    29,041       29,041
  Additional paid-in capital                                  7,577,378    7,577,378
  Accumulated deficit                                        (5,973,303)  (6,071,092)
                                                             ----------   ----------
    Total shareholders' equity (Note F)                       1,633,866    1,536,077
                                                             ----------   ----------
                                                             $2,741,185   $2,728,316
                                                             ==========   ==========


                       See notes to financial statements.





                         COMPUTER PETROLEUM CORPORATION
                             Statements of Cash Flow

                                                                            Three Months Ended
                                                                                 April 30,
                                                                           --------------------
                                                                             1996          1995
                                                                           ---------    ---------
                                                                          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                               $ 100,914    $  10,573
  Adjustments to reconcile net income  to net cash provided by operating activities:
    Depreciation                                                              47,914       45,782
    Amortization                                                              46,024       27,573
    Forgiveness of note payable to City of St Paul                            (5,832)      (5,832)
 Change in:
      Accounts receivable                                                   (103,010)      16,530
      Prepaid expenses and other current assets                                6,119      (75,829)
      Other non current assets                                                  --         30,000
      Accounts payable                                                       (18,517)     (16,755)
      Accrued expenses and other current liabilities                         (37,632)      (1,197)
      Deferred revenue                                                        16,067        8,859
                                                                           ---------    ---------
        Net cash provided by operating activities                             52,047       39,704
                                                                           ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for software development costs                                    (41,440)    (109,213)
  Payments for purchases of property and equipment                            (8,489)     (27,991)
                                                                           ---------    ---------
        Net cash used in investing activities                                (49,929)    (137,204)
                                                                           ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Preferred stock dividends                                                   (3,125)        --
  Repayment of bank notes and other debt                                     (39,006)     (28,622)
                                                                           ---------    ---------
        Net cash used in financing activities                                (42,131)     (28,622)
                                                                           ---------    ---------

DECREASE IN CASH & CASH EQUIVALENTS                                          (40,013)    (126,122)

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                               390,810      576,243
                                                                           ---------    ---------
CASH & CASH EQUIVALENTS AT END OF PERIOD                                   $ 350,797    $ 450,121
                                                                           =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                 $  14,022    $  11,232
                                                                           =========    =========


                       See notes to financial statements.



                         COMPUTER PETROLEUM CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)
NOTE A

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of the Company as of April 30, 1996, and the results of its operations and cash flows for the three months ended April 30, 1996 and 1995. These results are not necessarily indicative of the results to be expected for the full fiscal year.

The financial information presented herein should be read in conjunction with the financial statements and notes included in the Annual Report to Stockholders for the year ended January 31, 1996.

NOTE B - Acquisition

On October 9, 1995, the registrant purchased the assets of the software development business of Payne & Associates for a total purchase price of $352,721 composed of cash in the amount of $222,971, 75,000 shares of convertible preferred stock of the registrant with a value of $84,750, and a payable to seller of $45,000. The total purchase price was determined through arms-length negotiations. The registrant used a short term bank line of credit for the cash payment. In addition, the registrant will pay 40% of the annual pre-tax profit derived from the operation of the business for a period of 5 years from the date of close. The assets purchased include customer base, equipment, trade names and trademarks and the software products of Payne & Associates. The equipment purchased includes computers (various servers and networks), copiers, facsimile machines, office furniture and fixtures, and printers, which will continue to be used by the registrant in the operation of the business. The acquisition was accounted for as a purchase business combination, and the results of operations since the date of acquisition are included in the statements of operations.

The following reflects the Company's results of operations for the three months ended April 30, 1995 on a pro forma basis assuming the purchase had occurred on February 1, 1995.

                                            Three Months Ended April 30,
                                                       1995
                                                       ----
         Revenue                                    $1,226,438
         Net Loss                                   $  (20,479)
         Net Loss Per Share                         $     (.01)

Note C - Intangible Assets

Intangible assets consist of covenants not to compete, customer lists and trade namesand excess of purchase price over assets acquired. The intangible assets are amortized on a straight-line basis over periods of from 3 to 7 years.


NOTE D - Long Term Debt

Long-term debt consists of the following at April 30, 1996:

             Bank Notes                         $388,844
             Capital Leases                      245,002
             City of St. Paul                     42,800
                                                --------
                                                 676,646
             Less:  Current Portion             (405,102)
                                                --------
                                                $271,544
                                                ========

A portion of the Company's long term debt is secured by a 90 day renewable certificate of deposit.


NOTE E -  Cash and Cash Equivalents

Cash and Cash equivalents ($350,797 and $390,810 at April 30, 1996 and January 31, 1996, respectively) consist of cash and highly liquid investments purchased with an original maturity of three months or less.

NOTE F - Income Taxes

Deferred income taxes reflect the net tax effects of (a) temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse, and (b) operating loss carryforwards. A valuation allowance has been recorded, but not booked, for the effect of net operating loss carryforwards aggregating approximately $5,300,000 at both April 30, 1996 and January 31, 1996.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations- Three Months Ended April 30, 1996

Revenues for the quarter ended April 30, 1996 increased 19.9 percent to $ 1,272,521 compared to the same period the prior year and 4.6 percent compared to the previous quarter. The revenue increases were due to higher sales in the Publications, Software Services and Transportation product lines.

No customer represented ten percent or more of the Company's revenues.

Marketing efforts in Publications and Transportation were increased during the period in response to a more volatile petroleum market place resulting in increased sales. In the Software Services area, the release and introduction of two new software products resulted in several new license agreements and programming projects.

Beta testing continued on the new client server database system as planned. Back loading of the historical data bases began in the first quarter and is expected to be complete by the end of the second quarter. A number of customers have been accessing their daily files through the new communications portion of the network application. A Graphic User Interface that will facilitate ease of use should be completed early in the third quarter.

Gross Margin for the quarter was 56.4 percent compared to 40.4 percent for the same period a year ago. The increases in gross margin are a result of increased sales of Transportation products and software licenses.

Product expenses for the period decreased 12.2 percent from the same period last year due to the assignment of the TranscommNet operation to a third party and the implementation of additional cost control measures.

General and Administrative costs for the first quarter were 19.7 percent higher than a year ago due to an increase in the reserve for bad debt and earned incentives. Increases in the reserve for bad debt was a result of increased sales and anticipated higher accounts receivable balance in the Software Services group.

Sales and Marketing expenses increased 66.2 percent for the first quarter compared to last year. The addition of the Software Services group and higher advertising expenses account for the majority of the increase.

Interest income, net of expenses, decreased $6,970 compared to last year. This was due primarily to lower cash balance and higher debt.

As a result of the above, first quarter net income was $100,914 compared to $10,573 for the same period last year.


Liquidity and Capital Resources

At April 30, 1996, cash and cash equivalent balances totaled $ 350,797, and the Company had a current ratio of 1.4 to 1. The Company generated approximately $ 52,000 in cash from the operation of the business through the first three months. The Company believes that its current cash balance and projected sales volume should provide adequate capital to fund its planned level of operations for the remainder of fiscal 1997. Completion of the new database platform, hardware and software, may require additional capital which would come from bank borrowing and/or equipment leasing.

Revenue growth for the year is projected to be approximately 20 percent with net income in the range of 6 to 8 percent of revenue. These projections are based on historical gross margins for the various revenue streams, the continued acceptance of the Company's "Contract Average Price" as the pricing benchmark in the trucking industry, the ability of several third party software marketing firms to meet their stated sales objectives, the acceptance of site-specific retail prices and stability in the wholesale pricing market. Outside the product area, changes in governmental regulations in the petroleum industry that would adversely effect their need for information and changes in the competitive environment will influence the Company's ability to achieve its forecasts. Forecasts and projections presented here are intended to be forward looking, involve risks and uncertainties and should be considered in conjunction with the information above.




                           PART II: OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

         a)       Exhibits

                  27 - Financial Data Schedule

         b)       Reports on Form 8-K

                  None





                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    June 13, 1996

                                            COMPUTER PETROLEUM CORPORATION



                                            By: /s/Gary C. Thomas
                                                Gary C. Thomas
                                                Vice President of Finance and
                                                Chief Financial Officer
                                                (principal financial and
                                                accounting officer)